Form 10-Q
period 2008-10-31
NONINVASIVE MEDICAL TECHNOLOGIES INC
filed 2008-12-15
CIK 1389538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to ________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 680, Miami, Florida 33137
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (305) 861-0075

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒              No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

68,039,065 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of December 1, 2008.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31, 2008	July 31, 2008
ASSETS	(Unaudited)
Current assets
Cash	$67	$86
Royalties receivable	39	43
Inventories	311	173
Advances to contract manufacturer	628	659
Prepaid expenses, deposits, and other current assets	17	28

Total current assets	1,062	989

Furniture and equipment, net	468	470

Total assets	$1,530	$1, 459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable – related parties	$275	$–
Notes payable – other	34	19
Accounts payable and accrued expenses	646	474
Unearned revenue	44	2

Total current liabilities	999	495

Total liabilities	$999	$495

Commitments (Note 9)	–	–

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share;
100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share;
62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share;
1,000 shares authorized, issued and outstanding; liquidation preference $1,500	1	1
Common Stock, par value $0 .01 per share; 100,000,000 shares authorized;
68,039,065 shares issued and outstanding	680	680
Additional paid in capital	18,321	18,256
Accumulated deficit	(18,533)	(18,035)
Total shareholders' equity	531	964
Total liabilities and shareholders' equity	$1,530	$1,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS - Unaudited
(In thousands, except per share amounts)

	Three months ended October 31,
	2008	2007
Revenue
Product sales, net	$6	$14
Royalties	63	72
Research, consulting and warranty	1	1

Total Revenue	70	87

Operating Expenses

Cost of sales	5	11
Selling, general and administrative	505	364
Research and development	53	49

Total Operating Expenses	563	424

Operating Loss	(493)	(337)

Interest Income (Expense), Net	(5)	7

Net Loss	$(498)	$(330)

Weighted average number of common
shares outstanding - Basic and diluted	68,039	67,336

Basic and diluted loss per common share	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - Unaudited
For the period July 31, 2008 through October 31, 2008
(Dollars in Thousands)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2008	100	$0	62,048	$62	1,000	$1	68,039,065	$680	$18,256	$(18,035)	$964

Stock based compensation	–	0	–	0	–	0	–	0	65	0	$65

Net loss	–	0	–	0	–	0	–	0	0	(498)	$(498)
Balance at October 31, 2008	100	$0	62,048	$62	1,000	$1	68,039,065	$680	$18,321	$(18,533)	$531

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)

 Three Months ended October 31, 2008 and 2007

	2008	2007
Operating Activities
Net loss	$(498)	$(330)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	(1)	(1)
Depreciation and amortization	27	2
Stock based compensation expense	65	132

Changes in operating assets and liabilities
Royalties receivable	4	4
Inventories	(133)	(100)
Advances to contract manufacturer	31	–
Prepaid expenses and other assets	10	12
Accounts payable and accrued expenses	193	3
Unearned revenue	43	–
Net cash used in operating activities	(259)	(278)
Investing Activities
Fixed asset purchases	(50)	(175)
Net cash used in investing activities	(50)	(175)

Financing Activities
Net proceeds from issuance of common stock and exercise of options and warrants	–	81
Proceeds from notes payable	300	–
Repayments of notes payable	(10)	(13)
Net cash provided by financing activities	290	68
Net decrease in cash	(19)	(385)
Cash, beginning of period	86	1,156
Cash, end of period	$67	$771

Supplemental disclosure
Cash paid for interest	$–	$10

Supplemental schedule of non-cash activities
Accrual for tooling development in progress	$29	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

The condensed consolidated balance sheet as of July 31, 2008, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2008, and results of operations and cash flows for the interim periods ended October 31, 2008 and 2007.  The results of operations for the three months ended October 31, 2008, are not necessarily indicative of the results for a full year.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The Company’s accounting policies continue unchanged from July 31, 2008.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2008.

1.	ORGANIZATION AND BUSINESS

Organization.  Non-Invasive Monitoring Systems, Inc. (the “Company” or  "NIMS”), a Florida corporation, began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the body’s surface.  It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), and to VivoMetrics, Inc. (“VivoMetrics”).  The Company is now focused on developing and marketing therapeutic devices based upon unique, patented whole body, periodic acceleration technology.  The Company has begun to market and sell its Exer-Rest® line of acceleration therapeutic platforms overseas.

The Exer-Rest® line is not currently approved for sale in the United States.  The Company is seeking FDA approval to market the Exer-Rest® platforms in the United States for their intended use to improve circulation and for temporary relief of aches and pains.

Business.  The Company receives revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics.  Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms used for research purposes.

During the calendar years 2005 to 2007, the Company designed, developed and manufactured the first Exer-Rest® platform (now the Exer-Rest® AT), a second generation acceleration therapeutics platform, and updated its operations to promote the Exer-Rest® AT overseas as an aid to improve circulation and joint mobility, and to relieve minor aches and pains.  In the three months ended October 31, 2008, the Company sold one Exer-Rest® AT unit overseas.

The Company has developed a third generation of Exer-Rest® acceleration therapeutic platforms (designated the Exer-Rest® SL and the Exer-Rest® TL) that are being manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 9).  Sing Lin will also have distribution rights to the Company’s acceleration therapeutics platforms in the Far East.  The Company has also engaged Sing Lin to build the Somno-Ease™ platform, a variation of the Exer-Rest® that is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living.  This device is in its initial testing and is intended to be marketed and sold in the United States and overseas upon completion of the respective approval processes.  The Company is also developing a further product line extension called Exer-Rest® Plus, a device that combines the features of the Exer-Rest® and Somno-Ease™ for future marketing in the United States.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  As reflected in the accompanying financial statements the Company had net losses in the amount of $498,000 and $330,000 for the three months ended October 31, 2008 and 2007, respectively, and has experienced cash outflows from operating activities.  The Company also has an accumulated deficit of $18.5 million as of October 31, 2008, and has substantial purchase commitments at October 31, 2008 (see Note 9).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

Although the Company raised approximately $2.2 million from the sales of its Series D Preferred Stock in April and December 2008 (see Notes 6 and 12), the Company will need to generate additional funds during fiscal year 2009.  Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest®.  It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard.  The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Such items include input variables relating to valuation of stock based compensation and other financial instruments.  Actual results could differ from these estimates.

Inventories.  Inventories are stated at lower of cost or market using the first-in, first-out method.  Inventories at October 31, 2008 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT.

Furniture, Equipment and Tooling.  These assets are stated at cost and depreciated or amortized using the straight-line method, over their estimated useful lives.

Long-lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the fair value and the carrying amount of the asset.

Income Taxes.  The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) using an asset and liability based approach.  Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.  SFAS No. 109 provides that the Company recognize income tax benefits for loss carryforwards.  The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or if future deductibility is uncertain.  For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

As of October 31, 2008, the Company had a net operating loss carryforward of approximately $11.1 million available to offset future taxable income for federal and state income tax purposes.  The net operating loss carryforward is subject to limitation if there have been significant changes of ownership as defined in provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended October 31, 2008.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates.  Tax years ranging from 2005 to 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.  It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

Revenue Recognition.  Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured.  The Company recognizes royalties as they are earned, based on reports from licensees.  Research and consulting revenue and warranty income on extended AT-101 warranties outstanding are recognized over the term of the respective agreements.

Advertising Costs. The Company expenses all costs of advertising as incurred.  There were no material advertising costs included in general and administrative expenses during the three months ended October 31, 2008 and 2007.

Research and Development Costs.  Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.

Warranties.  The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred.  There were no warranty costs during the three months ended October 31, 2008 and 2007.

Fair Value of Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

3.	INVENTORIES

The Company’s inventory consists of the following at October 31, 2008 (in thousands):

Work-in-progress, including sub-assemblies	$66
Finished goods	245
Total inventories	$311

4.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with  SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Compensation cost is recognized over the period that an employee provides service in exchange for the award.

The Company recorded share-based compensation of $65,000 and $132,000 for the three months ended October 31, 2008 and 2007 respectively, which is included in the Company’s selling, general and administrative expenses.

The Company’s 2000 Stock Option Plan (the “Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock.  The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards.  The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder.  Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

There were 75,000 options granted during the three months ended October 31, 2008, and 547,500 options granted during the three months ended October 31, 2007.  No options were exercised in the three months ended October 31, 2008 and 161,665 options were exercised in the three months ended October 31, 2007.  The total intrinsic value of stock options exercised for the three months ended October 31, 2007 was $53,000.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

A summary of the Company’s stock option activity for the three months ended October 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2008	2,074,330	$0.593
Options granted *	75,000	$0.400
Options exercised	–	–
Options forfeited	(37,500)	$0.400
Options outstanding, October 31, 2008	2,111,830	$0.590	3.67	$56,533
Options expected to vest, October 31, 2008	2,103,537	$0.590	3.66	$56,533
Options exercisable, October 31, 2008	1,675,830	$0.556	3.40	$56,533

* 75,000 options were issued from the Company's 2000 Stock Option Plan.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with provisions of SFAS No.123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 (“SAB No. 107”) and the Company's prior period pro forma disclosures of net loss, including the fair value of stock-based compensation.  Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options contained in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110.  The expected volatility is derived from historical volatility of the Company's stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option.  The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option.  The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.  The fair value of each option granted during the three months ended October 31, 2008 and 2007 was estimated using the following assumptions:

	Three months ended October 31, 2008	Three months ended October 31, 2007
Expected volatility	110.18%	79.00%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.83%	4.23%
Expected life	5.0 years	5.0 years
Forfeiture rate	0.00%	0.00%

Compensation costs for stock options are recognized over the vesting period.  As of October 31, 2008, there was $158,000 of unrecognized costs related to outstanding stock options.  These costs are expected to be recognized over a weighted average period of 1.29 years.  A summary of the status of the Company’s non-vested options and changes during the three months ended October 31, 2008 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2008	476,000	$0.492
Options granted	75,000	$0.319
Options vested	(115,000)	$0.410
Non-vested at October 31, 2008	436,000	$0.492

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

5.	NOTES PAYABLE

On August 28, 2008 the Company entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted the Company a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property.  The Lenders included a holder of more than 10% of the outstanding Common Stock, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman.  The Company was permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”).  The interest rate payable on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default.  All amounts owing under the Revolver were required to be repaid by the Maturity Date, and amounts outstanding were prepayable at any time.  On August 29, 2008 the Company drew down $300,000 under the Revolver.  The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008.  All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described in Notes 6 and 12 below.

The notes payable balance at October 31, 2008 also includes $9,000 related to the third-party financing of certain of the Company’s insurance policies.  These notes are self-amortizing installment loans which mature at various dates from December 2008 to February 2009.  The annual interest rates on these notes range from 10.63% to 12.52%

6.	SHAREHOLDERS' EQUITY

During the three months ended October 31, 2007, the Company received $81,000 from existing optionholders for the exercise of options to purchase 161,665 shares of Common Stock.  No options were exercised in the three months ended October 31, 2008.

In December 2008, the Company sold an aggregate of 491 shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”), to certain private investors (collectively, the “Investors”) pursuant to Stock Purchase Agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008).  The Investors include a director of the Company, a holder of more than 10% of the outstanding Common Stock,  a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman (collectively, the “Related Party Investors”).  The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the Related Party Investors.  Of the $382,500 paid by the Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described in Note 5 above.

The Series D Preferred Stock has no preference with respect to dividends to the Company’s common stock, and is entitled to receive dividends when, as and if declared by the Company’s Board of Directors, together with the holders of the common stock, ratably on an “as-converted” basis.  Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of Common Stock at an initial rate of 5,000 shares of Common Stock per share of Series D Preferred Stock.  The holders of the Series D Preferred Stock are entitled to vote, on an “as-converted basis,” together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of the Company’s capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law.  In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntarily or involuntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock.  The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Series C Preferred Stock, par value $1.00 per share, of the Company and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock.  The Series D Preferred Stock is not redeemable.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

The Series D Preferred Stock was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.  The December 2, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.38 per share, resulting in a beneficial conversion feature of $400 per share of Series D Preferred Stock on the issue date.  In accordance with the guidance in FASB Emerging Issues Task Force Issue Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the $196,000 aggregate beneficial conversion feature of the Series D Preferred Stock on the issue date will be deemed a discount on the issuance of the shares and will be recorded as an increase to additional paid in capital in the balance sheet.  Because the Series D Preferred Stock was immediately convertible to Common Stock, the $196,000 intrinsic value will be deemed a dividend paid to the Investors on the closing date.  In the absence of retained earnings, the dividend will be recorded as a reduction of additional paid in capital, and as an increase in loss attributable to common shareholders on the date of the transaction.  Because the above transaction occurred subsequent to October 31, 2008, these amounts are not included in the accompanying unaudited condensed financial statements, but will be reflected in future financial statements.

7.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the three months ended October 31, 2008 and 2007, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2008	October 31, 2007
Stock options	2,111,830	3,271,996
Stock warrants	325,000	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	5,000,000	–
Total	8,988,030	5,148,196

8.	RELATED PARTY TRANSACTIONS

Dr. Marvin A. Sackner, the Company’s CEO and director, formerly leased office space to the Company on a month to month basis in North Bay Village, Florida under an arrangement with the Company which was discontinued effective October 31, 2007.  The Company reimbursed Dr. Sackner for the cost of the space monthly.  The amount reimbursed to Dr. Sackner by the Company for the three months ended October 31, 2007 was $5,000.

The Company signed a five year lease for office space in Miami, Florida with a company owned by one of the Company’s major shareholders.  The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.  The Company recorded $9,000 of rent expense on a straight-line basis related to the Miami lease in the three months ended October 31, 2008.

Adam Jackson, the Company’s Chief Financial Officer, also serves as the Chief Financial Officer and supervises the accounting staff of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer.  The Company’s Chairman, Dr. Jane Hsiao, also serves as Chairman of SafeStitch, and director Steven Rubin also serves as a director of SafeStitch.  Under a board-approved cost sharing arrangement, the total salaries of the accounting staffs of NIMS and SafeStitch have been shared equally since March 2008.  The Company has recorded General and Administrative expense for the three months ended October 31, 2008 totaling $12,000 to account for the sharing of costs under this arrangement.  Accounts payable to SafeStitch outstanding at October 31, 2008 totaled $12,000.

Dr. Hsiao is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business.  As of October 31, 2008, the Company had $56,000 on deposit with Great Eastern Bank of Florida.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

9.	COMMITMENTS

Leases.

The Company leased office space in Sarasota, Florida at a rate of approximately $3,000 per month under a lease which expired in November 2008.  The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008.  The rental payments under the Miami office lease are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.

Product Development and Supply Agreement.

On September 4, 2007, the Company executed a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan ("Sing Lin").  Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest®, Somno-Ease™ and Exer-Rest® Plus devices.  Sing Lin will also manufacture all of the Company’s acceleration therapeutic platforms.  The Agreement commenced as of September 3, 2007 and has a term that extends three years from the acceptance of the first run of production units by NIMS.  Thereafter, the Agreement automatically renews for successive one year terms unless either party sends the other a notice of non-renewal.

Pursuant to the Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000.  Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement.  The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon the Company’s approval of the product prototype concepts and designs.  The balance of the final tooling cost became due and payable in August 2008 upon acceptance of the first units produced using the tooling.  Approximately $121,000 of the remaining balance was owed as of October 31, 2008.  These amounts have been applied toward tooling costs, and are included in furniture and equipment, net.

Under the Agreement, the Company also grants Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries.  Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.

The Company has committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of the August 2008 acceptance of the final product.  Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following such acceptance, respectively.  These purchase commitment amounts are based upon estimated product costs at the time the Agreement was executed, and may change subject to the Company’s prior approval.  Through October 31, 2008, the Company had paid Sing Lin $672,000 in connection with orders placed through that date.  Of this amount, $628,000 is included in advances to contract manufacturer in the accompanying unaudited condensed financial statements.  As of October 31, 2008, aggregate future purchase commitments under the Agreement totaled approximately $12.5 million.

10.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, patents and trademarks and long-term investments.

Furniture and equipment, net of accumulated depreciation, consists of the following at October 31, 2008 (in thousands):

Furniture and fixtures, office equipment and computers	$47
Tooling and equipment	471
518
Less accumulated depreciation	(50)
Furniture and equipment, net	$468

Depreciation expense was $27,000 and $1,000 during the three months ended October 31, 2008 and 2007, respectively.  Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years.  Four Exer-Rest® AT demonstration units are included in furniture and fixtures at an aggregate cost of $19,000.  These units were placed in service in fiscal 2008, and are being depreciated based upon a five-year estimated useful life.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

Patents and trademarks have been fully amortized as of October 31, 2007.  Amortization expense was less than $1,000 for the three months ended October 31, 2007.

The Company’s long-term investments consist of 940,000 shares (approximately a 2% interest) of LifeShirt.com, Inc. (now VivoMetrics, Inc.), a privately-held company.  These shares were obtained as consideration for the Company’s assignment of all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics.  The shares are carried at zero value in the accompanying financial statements.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective August 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”  The FSP was effective upon issuance, including periods for which financial statements have not been issued.  The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  Management has determined that the adoption of SFAS 157 and the FSP did not have a material impact on the Company’s financial position and results of operations.

Effective August 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of October 31, 2008, the Company has not elected to use the fair value option allowed by SFAS 159.  Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141R”).  SFAS No. 141R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements, however the Company will be required to expense costs related to any acquisitions consummated after July 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 will be effective for the Company’s fiscal year beginning August 1, 2009.  Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed.  EITF 07-3 became effective for the Company’s fiscal year beginning August 1, 2008.  Management has determined that the application of this standard has not had a significant impact on its financial statements.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2009.  The Company is currently evaluating the potential impact of this standard on the financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2008

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

12.	SUBSEQUENT EVENTS

As described in Note 6 above, in December 2008, the Company sold an aggregate of 491 shares of the Series D Preferred Stock to the Investors pursuant to Stock Purchase Agreements entered on December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008).

On December 1, 2008, the Company repaid all outstanding principal and interest on the Revolver with funds provided from the sale of the first 286 shares of Series D Preferred Stock, as described in Notes 5 and 6 above.

NON-INVASIVE MONITORING SYSTEMS, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”).  These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to the Company’s:  history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the Exer-Rest® and Somno-Ease™ motion platforms; competition; dependence on management; risks related to proprietary rights; government regulation; other factors described herein as well as the factors contained in the “Risk Factors” section of Item 1 of our Annual Report on Form 10-KSB for the year ended July 31, 2008.  We do not undertake any obligation to update forward-looking statements.  We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.  These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body, periodic acceleration therapeutic platforms, which are motorized platforms that move a subject repetitively from head to foot.  Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, Chief Executive Officer and a director.  Dr. Sackner holds 32 United States patents and is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.  Twenty-six peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations.  The application of this technology causes release of beneficial substances such as nitric oxide from the inner lining of blood vessels to the same extent as moderate to strenuous exercise.  These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.

Prior to 2002, our primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface.  We assigned our patents for these ambulatory monitoring devices to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), for cash and royalties on sales.  We also assigned the patents to VivoMetrics, Inc. (“VivoMetrics”), then a related party, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt® systems.  In April 2002, VivoMetrics received FDA clearance to market the LifeShirt® system.  We continue to receive royalties from both SensorMedics and VivoMetrics, however there can be no assurance as to the amount of royalty revenue that will be derived from these patent assignments.

In 2002, we began restructuring our operations and business strategy to focus on the research, development, manufacturing, marketing, and sales of non-invasive, motorized, whole body periodic acceleration platforms.  These therapeutic acceleration platforms are intended for use in the home, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management.  The Company’s first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients.  In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing efforts for the AT-101 until we received a Class 1Therapeutic Vibrator approval from the FDA.  Accordingly, we ceased sales and marketing efforts in the U.S. for this platform pending FDA approval.

In January 2005 we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest® (now designated the Exer-Rest® AT).  The Company entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007.  Under this agreement, Sing Lin will manufacture new third generation versions of our patented Exer-Rest® motorized platforms (designated the Exer-Rest® SL and the Exer-Rest® TL).  In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body.  ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices.  In addition to our ISO certification, NIMS’ Exer-Rest® AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety related conformity tests including clinical assessment for safety and effectiveness.  The CE0120 marking is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market as well as in many other countries.

NON-INVASIVE MONITORING SYSTEMS, INC.

We have determined that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest® line of acceleration therapeutic platforms.  These devices will be marketed and sold by NIMS in Canada, the UK, Europe, India and Latin America.  They will be sold by Sing Lin in certain Far East markets upon completion of testing and obtaining proper registration.  We are awaiting FDA approval for our acceleration therapeutic platforms prior to commencing sales of the Exer-Rest® as a medical device in the U.S.

The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2009 fiscal year as we commence sales in Canada, the UK, Europe, India and Latin America.  We plan to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured.  If we are unsuccessful in our efforts to raise capital, we will not be able to continue operations.  We have begun actively marketing and selling the Exer-Rest® in Canada and in certain other countries overseas.  The Exer-Rest® is currently not approved for sale in the U.S., however the Company is seeking such FDA approval.  The Exer-Rest® will only be marketed and sold commercially in the U.S. as a medical device when and if FDA approval is obtained.  We filed a 510(k) application with the FDA in October 2008 for approval to market the Exer-Rest® in the United States.  The 510(k) application included clinical trial and investigational data to support the intended use of the Exer-Rest® as an aid to improve circulation and provide temporary relief of aches and pains.  The FDA is expected to provide a preliminary response to our application by the end of January 2009, however there can be no assurance that the FDA will respond in that timeframe.  Although we believe that our application satisfies all of the FDA’s requirements to grant approval to market the Exer-Rest® in the United States, there can be no assurance that such approval will be granted.

Products

Exer-Rest® Therapeutic Vibrators.  The Exer-Rest® AT therapeutic vibrator is based upon the design and concept of our original AT-101 therapeutic vibrator, but has the dimensions and appearance of a commercial extra long twin bed, is more efficient, less costly and priced lower.  QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices.  Sales of the Exer-Rest ® AT began overseas in October 2007.  The Exer-Rest® SL and Exer-Rest® TL, which are being manufactured by Sing Lin, further advance the acceleration therapeutic platform technology.  The SL and TL models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress,  more convenient operation with a multi-function wireless remote and a more streamlined look to improve the whole body, periodic acceleration experience.  Overseas deliveries of Exer-Rest® SL and Exer-Rest® TL platforms began in October 2008.  The Somno-Ease™, a variation of the Exer-Rest® currently in development, is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living.  The Somno-Ease™ will have a similar appearance to the Exer-Rest® SL and TL models, but produces slower motion over a greater travel distance than Exer-Rest® and is based upon the notion of “rocking” the adult to sleep analogous to rocking a baby to sleep.  The Exer-Rest® Plus, which is also in development, will combine the features of both the Exer-Rest® and Somno-Ease™.

LifeShirt®. The LifeShirt® is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a low turtle neck sleeveless garment.  These transducers are connected to a miniaturized, battery powered, electronic module for collection of respiratory and cardiac data.  In addition, the monitored patient can enter symptoms with intensity, mood, and medication information for integration with the physiologic information collected with the LifeShirt® garment.  Data can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage.  Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt® garment system while at rest, during exercise, at work, and during sleep.  We transferred the patent rights for the LifeShirt® in 1999 and currently collect royalties from VivoMetrics.

NON-INVASIVE MONITORING SYSTEMS, INC.

Recent Accounting Pronouncements

Effective August 1, 2008, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”  The FSP was effective upon issuance, including periods for which financial statements have not been issued.  The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  We have determined that the adoption of SFAS 157 and the FSP did not have a material impact on our financial position and results of operations.

Effective August 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of October 31, 2008, we have not elected to use the fair value option allowed by SFAS 159.  We have determined that the adoption of SFAS 159 did not have a material effect on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141R”).  SFAS No. 141R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Currently, we do not anticipate that this Statement will have a significant impact on our financial statements, however we will be required to expense costs related to any acquisitions consummated after July 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 will be effective for our fiscal year beginning August 1, 2009.  Currently, we do not anticipate that this statement will have a significant impact on our financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed.  EITF 07-3 became effective for our fiscal year beginning August 1, 2008.  We have determined that the application of this standard has not had a significant impact on our financial statements.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for our fiscal year beginning August 1, 2009.  We are currently evaluating the potential impact of this standard on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

Results of Operations

In January 2005, we began developing the Exer-Rest® line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the original AT-101 platform.  The Exer-Rest® AT platform was first available for delivery to certain locations outside of the United States in October 2007.  Prior to the first export sales of the Exer-Rest® AT, we continued to sell the AT-101 in certain locations outside of the United States.  In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value.  The newest Exer-Rest® SL and TL platforms, which have been developed under our agreement with Sing Lin, became available for sale in the first quarter of our 2009 fiscal year.  We expect to increase our international sales activity with aggressive marketing and promotional pricing throughout fiscal 2009.

The Exer-Rest® line is not currently approved for sale in the United States.  The Company has submitted a 510(k) application to the FDA for approval to market the Exer-Rest® platforms in the United States for their intended use to improve circulation and for temporary relief of aches and pains.  There can be no assurance that the FDA will grant such approval.

Three Months ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Revenue.  Total revenues were $70,000 for the three months ended October 31, 2008, as compared to $87,000 for the three months ended October 31, 2007.  This $17,000 decrease in revenues was due to an $8,000 decrease in product sales and a $9,000 reduction in royalty revenues.  One Exer-Rest® AT platform was sold overseas in the three months ended October 31, 2008, whereas one AT-101 unit was sold for research purposes in the three months ended October 31, 2007.

Cost of Sales. Cost of sales were $5,000 and $11,000 for the three months ended October 31, 2008 and 2007, respectively.  One therapeutic platform unit was sold during each of the three month periods ended October 31, 2008 and 2007.  The decrease in cost of sales is attributable primarily to the lower manufacturing cost associated with the Exer-Rest® product line, as compared to the AT-101.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $505,000 for the three months ended October 31, 2008 from $364,000 for the three months ended October 31, 2007.  This $141,000 increase primarily resulted from increased wages, professional fees, travel, sales and marketing and office expenses.  Expenses relating to stock-based compensation, all of which are included in general and administrative expense, decreased from $132,000 in the three months ended October 31, 2007 to $65,000 for the three months ended October 31, 2008 primarily as a result of fewer option grants in the 2008 period.

Research and development costs.  Research and development costs were approximately $53,000 for the three months ended October 31, 2008, as compared to $49,000 for the three months ended October 31, 2007.  This increase was primarily a result of costs associated with the submission of our 510(k) application for FDA approval.

Interest income (expense), net.  Net interest expense was $5,000 for the three months ended October 31, 2008, attributable to interest accruing on the Revolver described below.  Net interest income was $7,000 for the three months ended October 31, 2007, resulting from funds held in interest-bearing accounts.

Net loss.  Net loss increased from $330,000, for the three months ended October 31, 2007, to $498,000, for the three months ended October 31, 2008, an increase of $168,000. The increased loss was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and, in August 2008, through the proceeds of loans.  At October 31, 2008, we had cash of $67,000 and working capital of $63,000.  These funds will not be sufficient for our operating needs, and the Company will need to obtain additional debt or equity financing to continue its business activities during fiscal 2009.  No assurance can be given that such additional financing will be available on acceptable terms or at all.  Our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities could be materially adversely affected by the recent economic turmoil in the World’s equity and credit markets.  Current economic conditions have been, and continue to be, volatile and the volatility has reached unprecedented levels in recent months.  Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities increased to $309,000 for the three months ended October 31, 2008 from $278,000 for the three months ended October 31, 2007.  This increase of $31,000 was principally due to the increased loss described above and an increase in inventory, offset in part by increased customer deposits and increases in accounts payable and accrued liabilities.

Net cash used by investing activities decreased to $50,000 for the three months ended October 31, 2008 from $175,000 for the three months ended October 31, 2007.  Cash flows in both periods were primarily related to payments for tooling development under the agreement with Sing Lin.

NON-INVASIVE MONITORING SYSTEMS, INC.

Net cash provided by financing activities increased to $290,000 for the three months ended October 31, 2008 from $68,000 for the three months ended October 31, 2007.  The increase of $222,000 was principally due to the borrowing of $300,000 under the Revolver described below.  Financing activities in the 2007 period included $81,000 of proceeds from the exercise of stock options, whereas no options were exercised in the 2008 period.

April 2008 Series D Preferred Stock Offering.  On April 7, 2008, we completed the sale of an aggregate of 1,000 shares of a new series of our Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), to certain private investors (collectively, the “Investors”) pursuant to a Stock Purchase Agreement entered into on April 3, 2008 (the “Stock Purchase Agreement”).  The Investors include Marvin Sackner, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock; Steven Mrha, an executive officer of the Company, and Frost Gamma Investments Trust (“Frost Gamma”), a holder of more than 10% of the outstanding Common Stock (collectively, the “Related Party Investors”).  Dr. Jane Hsiao, who became a director and Chairman in October 2008, is trustee of one of the Investors which is not one of the Related Party Investors.  The aggregate purchase price for the Series D Preferred Stock was $1,500,000, of which $795,000 was paid by the Related Party Investors.  Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock.  The Series D Preferred Stock was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.  The April 7, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.53 per share, resulting in a $1,150 intrinsic value per share of Series D Preferred Stock on the issue date.  The $1,150,000 aggregate intrinsic value of the Series D Preferred Stock on the issue date was deemed a dividend paid to the Investors on the closing date, and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

December 2008 Series D Preferred Stock Offering.  On December 2, 2008, we completed the sale of an aggregate of 491 additional shares of our Series D Preferred Stock to certain investors pursuant to stock purchase agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008).  These investors include a director, a holder of more than 10% of the outstanding Common Stock, an entity controlled by our Chairman and a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock (collectively, the “New Related Party Investors”).  The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the New Related Party Investors.  Of the $382,500 paid by the New Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described below.  (See Notes 6 and 12 to the accompanying financial statements.)

August 2008 Revolver Loan.  On August 28, 2008 we entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property.  The Lenders included a holder of more than 10% of the outstanding Common Stock, an entity controlled by our Chairman and a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock.  We were permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”).  The interest rate payable by us on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default.  We were required to repay all amounts owing under the Revolver by the Maturity Date, and amounts outstanding were prepayable at any time.  On August 29, 2008 we drew down $300,000 under the Revolver.  The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008.  All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described above.  (See Notes 5 and 12 to the accompanying financial statements.)

Aggregate royalty payments from VivoMetrics and SensorMedics were $68,000 and $73,000 in three months ended October 31, 2008 and 2007 respectively.  There can be no assurances that the Company will continue to receive similar royalty payments.

Under the Agreement with Sing Lin, we are committed to purchase the tooling required to manufacture the acceleration therapeutic platforms.  The total cost of the tooling was $471,000, all of which has been paid as of December 5, 2008.  These amounts have been applied toward tooling costs, and are included in furniture and equipment, net.  The Company has also committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product and an additional $3.5 million and $7.5 million of products in the second and third years following acceptance of the final product, respectively.  Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery.  Through October 31, 2008, we have paid Sing Lin $672,000 in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $448,000 upon taking delivery of the units currently in production.  Deliveries have commenced and we expect such deliveries to continue periodically throughout the 2009 fiscal year.

NON-INVASIVE MONITORING SYSTEMS, INC.

At October 31, 2008, we had available net operating loss carryforwards of approximately $11.1 million which expire in various years through 2028.  The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

As of December 5, 2008, we had cash and cash equivalents of approximately $195,000, including deposits collected on Exer-Rest® orders and amounts raised in the December 2008 Series D Preferred Stock offering described above.  We estimate that our current cash reserves will be sufficient to fund our operations for only the next two months.  If we are unable to obtain additional debt or equity financing and/or generate significant revenues from sales of Exer-Rest® platforms, we will have insufficient funds to continue operations without raising additional capital.  As of November 30, 2008, we had open orders for the overseas delivery of 12 Exer-Rest® platforms and the U.S. delivery of 14 units for research purposes.  The aggregate purchase price for these 26 units is approximately $220,000, however there can be no assurance that our customers will take delivery of the ordered units, or that payment for delivered units will be collected in a timely manner.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4T.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2008.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The current recessionary economic environment and concurrent market instability may materially and adversely affect our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our ability to fund our operations.

We have funded our operations to date primarily through sales of our stock in private placements and through borrowing cash under credit facilities available to us from stockholders and other individuals.  Our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities could be materially adversely affected by the recent economic turmoil in the World’s equity and credit markets.  There can therefore be no assurance that we will be able to raise such funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.  Additionally, the current economic turmoil could also reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products.  Such delay could have a material adverse impact on our expected cash flows, results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits Index

10.1	Note and Security Agreement dated as of August 28, 2008 between the Registrant and the Lenders named therein (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 12, 2008).

10.2
First Amendment to the Note and Security Agreement dated as of August 28, 2008 between the Registrant and the Lenders named therein (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 5, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NON-INVASIVE MONITORING SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2008	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: December 15, 2008	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer

EXHIBIT INDEX

10.1	Note and Security Agreement dated as of August 28, 2008 between the Registrant and the Lenders named therein (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 12, 2008).

10.2
First Amendment to the Note and Security Agreement dated as of August 28, 2008 between the Registrant and the Lenders named therein (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 5, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.